Form 10-Q
period 2010-06-30
Empire Asia Resources Corp.
filed 2010-07-12
CIK 1433564

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.



                               FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


      For the quarterly period ended June 30, 2010


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



         Class                                 Outstanding at
                                               June 30, 2010


Common Stock, par value $0.0001                31,340,000


Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



                EMPIRE ASIA RESOURCES CORP.

               (A DEVELOPMENT STAGE COMPANY)



                      CONTENTS



PAGE	1	BALANCE SHEET AS OF JUNE 30, 2010


PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                JUNE 30, 2010 AND JUNE 30, 2009, AND FOR THE PERIOD
                FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE 30,
                2010


PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE
		30, 2010


PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
		JUNE 30, 2010 AND JUNE 30, 2009, AND FOR THE PERIOD
                FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE 30,
                2010


PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2010

                         EMPIRE ASIA RESOURCES CORP.

                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET

                             AS OF JUNE 30, 2010

                                 (UNAUDITED)

                                                                 As of

                                                                 June

                                                                30, 2010
                                                              ------------

                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of June 30, 2010)                           3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                         EMPIRE ASIA RESOURCES CORP.

                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF OPERATIONS

                                (UNAUDITED)



                                                                                   February 9,

                                                 For the          For the             2009

                                                 3-Months         3-Months         (Inception)

                                                 Ended            Ended              through

                                                 JUNE 30,         JUNE 30           JUNE 30,

                                                 2010             2009                2010
                                                 ----------       ----------       ----------

    Revenues


        Revenues                                 $       --       $       --       $       --
                                                 ----------       ----------       ----------


    Total Revenues                                       --               --               --


    General & Administrative Expenses

        Organization and related expenses                --               --            3,134
                                                 ----------       ----------       ----------


    Total General & Administrative Expenses              --               --            3,134
                                                 ----------       ----------       ----------



    Net Loss                                     $       --       $       --       $   (3,134)
                                                 ==========       ==========       ==========



    Basic loss per share                         $       --       $       --       $    (0.00)
                                                 ==========       ==========       ==========


    Weighted average number of
      common shares outstanding                  31,340,000       31,340,000       31,340,000
                                                 ==========       ==========       ==========


                       See Notes to Financial Statements

                                                   EMPIRE ASIA RESOURCES CORP.

                                                  (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                     FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH JUNE 30, 2010

                                                           (UNAUDITED)



                                                                                                  Deficit

                                                                                                Accumulated

                                          Common           Common           Additional            During

                                           Stock            Stock             Paid-in           Development

                                                           Amount             Capital              Stage          Total
                                         ----------      ----------         ----------          -----------    ----------

February 9, 2009 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134


Net loss for the year ended:

 December 31, 2009                               --              --                 --              (3,134)         (3,134)


Net Loss, June 30, 2010                          --              --                 --                  --              --

                                         ----------      ----------         ----------          ----------      ----------


Balance, June 30, 2010                   31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ==========      ==========


                       See Notes to Financial Statements

                                    EMPIRE ASIA RESOURCES CORP.

                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)


                                                                                                      February 9,

                                                                    For the          For the             2009

                                                                    3-Months         3-Months         (Inception)

                                                                    Ended            Ended             through

                                                                    June 30,         June 30,          June 30,

                                                                    2010             2009                2010

                                                                    ----------       ----------       ----------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                           $       --       $       --       $   (3,134)
                                                                    ----------       ----------       ----------


         Net cash provided by (used in) operating activities                --               --           (3,134)


    CASH FLOWS FROM INVESTING ACTIVITIES


         Net cash provided by (used in) investing activities                --               --               --

                                                                    ----------       ----------       ----------

    CASH FLOWS FROM FINANCING ACTIVITIES


         Common stock issued to founder for services rendered               --               --            3,134
                                                                    ----------       ----------       ----------


         Net cash provided by (used in) financing activities                --               --            3,134
                                                                    ----------       ----------       ----------


        Net increase (decrease) in cash                                     --               --               --



        Cash at beginning of period                                         --               --               --
                                                                    ----------       ----------       ----------


        Cash at end of period                                       $       --       $       --       $       --
                                                                    ==========       ==========       ==========

    NONCASH INVESTING AND FINANCING ACTIVITIES:


    Common stock issued to founder for services rendered            $       --       $       --       $    3,134
                                                                    ==========       ==========       ==========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


    Interest paid                                                   $       --       $       --       $       --
                                                                    ==========       ==========       ==========


    Income taxes paid                                               $       --       $       --       $       --
                                                                    ==========       ==========       ==========

                       See Notes to Financial Statements

                          EMPIRE ASIA RESOURCES CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                              AS OF JUNE 30, 2010

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

                              AS OF JUNE 30, 2010

                                  (UNAUDITED)



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2010.


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

                              AS OF JUNE 30, 2010

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


The stockholders' equity section of the Company contains the following classes of capital stock as of JUNE 30, 2010:


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



Dated: July 12, 2010




     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     NAME                             OFFICE                DATE


   /s/ William Tay                    Director          July 12, 2010