Form 10-Q
period 2010-09-30
Sino-American Investment Holdings Inc.
filed 2010-10-21
CIK 1433564

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.



                               FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 2010


                OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


       For the transition period from        to



       Commission file number 0-53682


                  SINO-AMERICAN INVESTMENT HOLDINGS INC.
                     F/K/A Empire Asia Resources Corp.

           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                Delaware                         applied for

    -------------------------------          -------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)



           227 West Valley Blvd., #298-C, San Gabriel, CA 91776

           ----------------------------------------------------
           (Address of principal executive offices)  (zip code)



                              626-807-2198

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



         Class                                 Outstanding at
                                               September 30, 2010


Common Stock, par value $0.0001                31,340,000


Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



           SINO-AMERICAN INVESTMENT HOLDINGS INC.
             F/K/A Empire Asia Resources Corp.

               (A DEVELOPMENT STAGE COMPANY)



                      CONTENTS



PAGE	1	BALANCE SHEET AS OF SEPTEMBER 30, 2010


PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009, AND FOR
                THE PERIOD FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH
                SEPTEMBER 30, 2010


PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FEBRUARY 9, 2009 (INCEPTION) THROUGH
                SEPTEMBER 30, 2010


PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
		SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009, AND FOR
                THE PERIOD FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH
                SEPTEMBER 30, 2010


PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2010

                    SINO-AMERICAN INVESTMENT HOLDINGS INC.

                       F/K/A Empire Asia Resources Corp.

                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET

                           AS OF SEPTEMBER 30, 2010

                                 (UNAUDITED)

                                                                 As of

                                                                September

                                                                30, 2010
                                                              ------------

                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of September 30, 2010)                      3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                    SINO-AMERICAN INVESTMENT HOLDINGS INC.

                       F/K/A Empire Asia Resources Corp.

                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF OPERATIONS

                                (UNAUDITED)



                                                                                   February 9,

                                                 For the          For the             2009

                                                 3-Months         3-Months         (Inception)

                                                 Ended            Ended              through

                                                 September        September         September

                                                 30, 2010         30, 2009          30, 2010
                                                 ----------       ----------       ----------

    Revenues


        Revenues                                 $       --       $       --       $       --
                                                 ----------       ----------       ----------


    Total Revenues                                       --               --               --


    General & Administrative Expenses

        Organization and related expenses                --               --            3,134
                                                 ----------       ----------       ----------


    Total General & Administrative Expenses              --               --            3,134
                                                 ----------       ----------       ----------



    Net Loss                                     $       --       $       --       $   (3,134)
                                                 ==========       ==========       ==========



    Basic loss per share                         $       --       $       --       $    (0.00)
                                                 ==========       ==========       ==========


    Weighted average number of
      common shares outstanding                  31,340,000       31,340,000       31,340,000
                                                 ==========       ==========       ==========


                       See Notes to Financial Statements

                                             SINO-AMERICAN INVESTMENT HOLDINGS INC.

                                                F/K/A Empire Asia Resources Corp.

                                                  (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                   FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2010

                                                           (UNAUDITED)



                                                                                                  Deficit

                                                                                                Accumulated

                                          Common           Common           Additional            During

                                           Stock            Stock             Paid-in           Development

                                                           Amount             Capital              Stage          Total
                                         ----------      ----------         ----------          -----------    ----------

February 9, 2009 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134


Net loss for the year ended:

 December 31, 2009                               --              --                 --              (3,134)         (3,134)


Net Loss, September 30, 2010                     --              --                 --                  --              --

                                         ----------      ----------         ----------          ----------      ----------


Balance, September 30, 2010              31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ==========      ==========


                       See Notes to Financial Statements

                               SINO-AMERICAN INVESTMENT HOLDINGS INC.

                                 F/K/A Empire Asia Resources Corp.

                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)


                                                                                                      February 9,

                                                                    For the          For the             2009

                                                                    3-Months         3-Months         (Inception)

                                                                    Ended            Ended             through

                                                                    September        September         September

                                                                    30, 2010         30, 2009          30, 2010

                                                                    ----------       ----------       ----------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                           $       --       $       --       $   (3,134)
                                                                    ----------       ----------       ----------


         Net cash provided by (used in) operating activities                --               --           (3,134)


    CASH FLOWS FROM INVESTING ACTIVITIES


         Net cash provided by (used in) investing activities                --               --               --

                                                                    ----------       ----------       ----------

    CASH FLOWS FROM FINANCING ACTIVITIES


         Common stock issued to founder for services rendered               --               --            3,134
                                                                    ----------       ----------       ----------


         Net cash provided by (used in) financing activities                --               --            3,134
                                                                    ----------       ----------       ----------


        Net increase (decrease) in cash                                     --               --               --



        Cash at beginning of period                                         --               --               --
                                                                    ----------       ----------       ----------


        Cash at end of period                                       $       --       $       --       $       --
                                                                    ==========       ==========       ==========

    NONCASH INVESTING AND FINANCING ACTIVITIES:


    Common stock issued to founder for services rendered            $       --       $       --       $    3,134
                                                                    ==========       ==========       ==========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


    Interest paid                                                   $       --       $       --       $       --
                                                                    ==========       ==========       ==========


    Income taxes paid                                               $       --       $       --       $       --
                                                                    ==========       ==========       ==========

                       See Notes to Financial Statements

                      SINO-AMERICAN INVESTMENT HOLDINGS INC.

                        F/K/A Empire Asia Resources Corp.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2010

                                  (UNAUDITED)



NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Sino-American Investment Holdings Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 9, 2009 as Empire Asia Resources Corp. and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.


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

                      SINO-AMERICAN INVESTMENT HOLDINGS INC.

                        F/K/A Empire Asia Resources Corp.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           AS OF SEPTEMBER 30, 2010

                                  (UNAUDITED)



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2010.


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

                      SINO-AMERICAN INVESTMENT HOLDINGS INC.

                        F/K/A Empire Asia Resources Corp.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           AS OF SEPTEMBER 30, 2010

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


The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:


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





                         SINO-AMERICAN INVESTMENT HOLDINGS INC.
                         F/K/A Empire Asia Resources Corp.



                         By:   /s/ Zhong Fang
                               ----------------------------------
                               Name: Zhong Fang
                               Title: President, Chief Financial Officer



Dated: October 20, 2010




     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     NAME                             OFFICE                  DATE


    /s/ Zhong Fang
    ----------------------------      Director           October 20, 2010
    Zhong Fang