Form 10-K
period 2010-12-31
Sino-American Investment Holdings Inc.
filed 2011-05-16
CIK 1433564

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC 20549

                                        FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: December 31, 2010.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Ac of 1934

For the transition period from         to

Commission File Number:  000-53682

                          SINO-AMERICAN INVESTMENT HOLDINGS INC.

                  __________________________________________________

           (Exact name of Small Business Issuer as specified in its charter)

              Delaware                                       To be applied

   --------------------------------                 ----------------------------------

   (State or other jurisdiction of                  (IRS Employer Identification No.)

     incorporation or organization)

   227 West Valley Blvd., #298-C, San Gabriel, CA 91776           48331

   (Address of principal executive offices)                   (Postal or Zip Code)

Issuer's telephone number, including area code:       626-807-2198

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes [ x ]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer [ ]                        Accelerated filer [ ]

         Non-accelerated filer [ ](Do not                   Small reporting company [x]

        check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [x]   No  [  ]

The issuer's revenues for the its most recent fiscal year: $0

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of May 14, 2011.

Documents Incorporated By Reference: See Part IV Item 15.

                              TABLE OF CONTENTS

                       TO ANNUAL REPORT ON FORM 10-K

                      FOR YEAR ENDED DECEMBER 31, 2010

                          Page

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  5

Item 1B. Unresolved Staff Comments ------------------------------  5

Item 2. Description of Property  --------------------------------  5

Item 3. Legal Proceedings    ------------------------------------  5

Item 4. Submission of Matters to a Vote of Security Holders -----  5

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   ---------------------------  5

Item 6. Selected Financial Data ---------------------------------  6

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ----------------------------  6

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ---------------------------------- 9

Item 8. Financial Statements         ----------------------------  9

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 17

Item 9A. Controls and Procedures    ----------------------------- 17

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 18

Item 11. Executive Compensation  -------------------------------- 18

Item 12. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 18

Item 13. Certain Relationships and Related Transactions  -------- 18

Item 14. Principal Accountant Fees and Services ----------------- 18

Part IV

Item 15. ~~Exhibits  ----------------------------------------------~~ Exhibits ----------------------------------------------  18

Signatures ------------------------------------------------------ 19

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1: Description of Business:

Sino-American Investment Holdings Inc (the "Company", “Sino-American”) was incorporated under the laws of the State of Delaware on February 9, 2009 under the name of "Empire Asia Resources Corp.", and was changed into the current name on August 13, 2010. The Company has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Item 1A. Risk Factors

    N/A

Item 1B. Unresolved Staff Comments

    None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Fang supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2010, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

   None.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

                          Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended December 31,               2010        2009

          Revenue                              0             0

 Income (Loss) from Operation                  0        (3,134)

      Net Income (Loss)                        0        (3,134)

    Cash & Cash Equivalents                    0             0

        Liabilities                            0             0

    Shareholder Equities                       0             0

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

Sino-American was organized on February 9, 2009, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

The Company has registered its Common Stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The Company was formed to engage in a merger with or acquisition of an unidentified private company, which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

1. the ability to use registered shares to make acquisition of assets or businesses;

2. increased visibility in the financial community;

3. the facilitation of borrowing from financial institutions;

4. improved trading efficiency;

5. shareholder liquidity;

6. greater ease in subsequently raising capital;

7. compensation of key employees through options for stock for which there is a public market;

8. enhanced corporate image; and,

9. a presence in the United States capital market.

A private company, which may be interested in a business combination with the Company, may include the following:

1. a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

2. a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

3. a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

4. a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

5. a foreign company which may wish an initial entry into the United States securities market;

6. a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

7. a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Financial Statement are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can quote the price of the Company's common stock in the Over-The-Counter Bulletin Board (the "OTC Bulletin Board" or “OTCBB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

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

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the combined Company's shares, which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's shareholders at such time.

OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2010, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang, President of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is President of the Company when the obligation is incurred. All advances are interest-free.

Off-Balance Sheet Arrangements:

None.

Item 7A.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 8. Financial Statements

Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 are unaudited.

_______________________________________________________________________________________________

                                    Financial Statements

                               ( this space intended left as blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sino-American Investment Holding s Inc.

We have audited the accompanying balance sheet s of Sino-American Investment Holding s ~~Inc~~  Inc. (A Development Stage Company) as of December 31, 2010, and 2009, and the related statements of operations, stockholders' equity and cash flow for the period from February 9, 2009 (inception), to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit s ..

We conducted our audit s in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit s included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit s  ~~s~~  provide ~~s~~  a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position s of Sino-American Investment Holding s Inc  ~~Inc~~ .. (A Development Stage Company) as of December 31, 2010 and 2009 , and the results of its operations and its cash flows for the period from February 9, 2009 (inception), to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino-American Investment Holding s Inc  ~~Inc~~ (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, Sino-American Investment Holding s Inc  ~~Inc~~ (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

May 12, 2011

                 Sino-American Investment Holdings Inc

                         Audited Balance Sheet

             As of December 31, 2010 and December 31, 2009

	12/31/2010	012/31/2009

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Sino-American Investment Holdings Inc Audited Statements of Income (Loss) For Years Ended December 31, 2010 and 2009

	Year	Year
	ended on	ended on
	12/31/2010	12/31/2009
Revenue	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -
General and administration expenses	$	$ (3,134)

Income (loss) from operation	$	$ (3,134)

Other income (expenses)	$	$ -
Interests expenses
Income tax

Net income (loss)	$	$ (3,134)
Basic and diluted net earning,
31,340,000 Shares O/S	$ -	$ -

                            Sino-American Investment Holdings Inc

                          Statements of Changes In Stockholders' Equity

                           Until Year Ended December 31, 2010

                                       (audited)

	Common		Paid-in	Profits
	Shares	Par	Capital	(Loss)	Total

Issuance of Common Stock	31,340,000	$ 3,134			$ 3,134
Net Profits (Loss)				$ (3,134)	$ (3,134)

Balance, December 31, 200 9 ~~7~~		$ 3,134		$ (3,134)	$ -

Net Profits (Loss)				$ -	$ -

Balance, December 31, 20 1 0 ~~9~~	31,340,000	$ 3,134		$ (3,134)	$ -

~~Net Profits (Loss)~~				 ~~$ -~~ 	 ~~$ -~~

~~Balance, December 31, 2010~~	~~31,340,000~~	 ~~$ 3,134~~ 		 ~~$ (3,134)~~	 ~~$ -~~

               Sino-American Investment Holdings Inc

                                Audited Statement of Cash Flows

For Years Ended December 31, 2010 and 2009 Periods

	Year Ended	Year Ended
	ended on	ended on
	12/31/2010	12/31/2009
Cash Flow from operating activities
Net Income (Loss)	$	$ (3,134)
Net cash provided by operating activity	$	$ (3,134)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of common stock	$	$ 3,134

Net cash provided by financing activities	$ 0	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$	$
Cash, end at the period	$	$


                              SINO-AMERICAN INVESTMENT HOLDINGS INC

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    DECTEMBER 31, 2010

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Sino-American Investment Holdings Inc (the "Company") was incorporated under the laws of the State of Delaware on February 9, 2009 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-K and Article 8 of Regulation S-X.

The Company selected its year-end on December 31.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2009 (inception) through December 31, 2010.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i)

persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2009(date of inception) to December 31, 2010 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

      None

6. INCOME TAXES

                                              As of December 31, 2010

Deferred tax assets:

     Net operating loss ~~tax~~  es carry forwards           $ 3,134

     Other                                                 0

     Valuation allowance                               3,134

     Net deferred tax assets                           $         0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of December 31, 2010, the Company has a net operating loss carryforward of $ 3,134 ~~,~~ including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

~~Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs 16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.~~

Upon formation, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On August 13, 2009, Zhong Fang purchased 99 % of the Company's shares of common stock from the founder in a private sale at the price of $59,990.

The aggregate number of shares issued and outstanding has been unchanged since the company’s inception.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of this date of reporting:

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and

        Financial Disclosures

   None

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 10. Directors, Executive Officers of the Registrant

Our company currently has one officer and Director:

Name                  Age           Term Served as         Position with the

                                  Director/Officer            Company

Zhong Fang             46              August 2010            President, CFO

                                                               Director

Zhong Fang, President since August 2010, and is a self-employed consultant for real estate, immigration and network and media information since 2008. Before 2008 till 1994, he mainly engaged in real estate development and investment, the development of network information.

Item 11. Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2010:

Name and Address of               Amount of                Percentage of

 Beneficial Owner            Beneficial Owner               This Class

  Sino-American Holding s *                 31,026,600                                               99.0%

  Total:                            31,026,600                    99.0%

   * Sino-American Holding s is a Nevada company and controlled and represented by Zhong Fang.

Item 13. Certain Relationships and Related Transactions.

None

Item 14. Principal Accountant Fees and Services.

   Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year s ended December 2010 and 2009 were $1,000.

  Audit related fees:

     None

 Tax Fees:

    None

 All Other Fees:

     None

PART IV

Exhibit                                                Filed                  _References In______

No       Description_______________________           herewith_               Form  Exhibit  Filing Date

3.1      Certificate of Incorporation                 10-12G/A                    3.1   05/26/09

3.2      Bylaws                                       10-12G/A                    3.2   05/26/09

31       Section 302 Certification of CEO & CFO          X

32       Section 906 Certification of CEO & CFO          X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sino-American Investment Holding s Inc

 Dated: May 14, 2011                       By: /s/ Zhong Fang

             ------------------------

                Zhong Fang (Principal Executive Officer)

                                                         (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                                     Title                                                     Date

/s/_Zhong Fang                                      CEO & CFO                                   May 14,   2011

      Zhong  Fang