Form 10-Q
period 2011-03-31
Sino-American Investment Holdings Inc.
filed 2011-05-16
CIK 1433564

                               UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2011.

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

                         TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 2011

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

                    Balance Sheets

             4

                    Statement Of Operations

             5

                    Statement of Cash Flows

             6

              Condensed Notes to Financial Statement

                   7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      10

Item 3  Quantitative And Qualitative Disclosure About Market Risk       14

Item 4T. Controls and Procedures

      14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      14

Item 3. Defaults Upon Senior Securities

      14

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits                                                        15

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

        Sino-American Investment Holdings Inc

                        Balance Sheet

           As of March 31, 2011 and December 31, 2010

	3/31/2011	12/31/2010
	Unaudited	Audited
Cash	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.0001
31,340,000 shares O/S	$ 3,134	$ 3,134
Earning(Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

                Sino-American Investment Holdings Inc

                       Statements of Operation Income (Loss) For

               Three Months Ended March 31, 2011 and 2010 Periods

	Three Months	Three Months
	ended on	ended on
	3/31/2011	3/31/2010
Revenue	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -
General and administration expenses	$ -	$ -

Income (loss) from operation	$ -	$ -

Other income (expenses)	$ -	$ -
Interests expenses
Income tax

Net income (loss)	$ -	$ -
Basic and diluted net earning per share
31,340,000 O/S respectively	$ -	$ -

                   Sino-American Investment Holdings Inc

                        Statements of Cash Flows For

          Three Months Ended December 31, 2011 and 2010 Periods

	Three Months	Three Months
	ended on	ended on
	3/31/2011	3/31/2010
Cash Flow from operating activities
Net Income (Loss)	$ -	$ -
Net cash provided by operating activity	$ -	$ -

Cash flows from investing activities	$ -	$ -

Cash flows from financing activities
Proceeds from sale of restricted
31,341,000 shares	$ -	$ -
Net cash provided by financing activities	$ -	$ -

Net Increase in Cash
Cash, beginning at the period	$ -	$ -
Cash, end at the period	$ -	$ -


                         SINO-AMERICAN INVESTMENT HOLDINGS INC

                                 NOTES TO FINANCIAL STATEMENTS

                                       March 31, 2011

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through March 31, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2009 (date of inception) to March 31, 2011, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of March 31, 2011

Deferred tax assets:

     Net operating losses carry forwards        $     0

     Other                                            0

     Valuation allowance                         (3,134)

     Net deferred tax assets                    $     0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

     None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of this date of reporting:

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

This Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-Q, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

Plan of Operation:

Sino-American Investment Holdings Inc. (the "Company") was organized on February 9, 2009, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

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

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTCBB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4T. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Information.

During the change of control, Mr. Zhong Fang was appointed as the Chairman of the Board, President and Chief Executive Officer of the Company. Even though appointments have been made, the sole officer and director, Mr. Zhong Fang, is not compensated for his time.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Sino-American Investment Holdings Inc

 Dated: May 14, 2011        By: /s/ Zhong Fang

  ------------------------

  Zhong Fang, CEO, CFO

                                (principal executive officer)

11