Form 10-Q
period 2011-06-30
Sino-American Investment Holdings Inc.
filed 2011-09-08
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:  000-53682

SINO-AMERICAN INVESTMENT HOLDINGS INC.

__________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

Delaware                                 To be applied

-------------------------            -------------------------------

(State or other jurisdiction of          (IRS Employer

incorporation or organization) Identification No.)

227 West Valley Blvd., #298-C, San Gabriel, CA 91776        48331

(Address of principal executive offices)                   (Postal or Zip Code)

Issuer's telephone number, including area code:       626-807-2198

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [x]   No  [  ]

The issuer's revenues for the its most recent fiscal year: $0

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of September 8, 2011.

                         TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED JUNE 30, 2011

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

            Balance Sheets          ----------------------------     4

            Statement Of Operations ----------------------------     5

            Statement of Cash Flows ---------------------------- 6

            Condensed Notes to Financial Statement ------------ 7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation ----------------------      11

Item 3  Quantitative And Qualitative Disclosure About Market Risk       15

Item 4T. Controls and Procedures ----------------------                 15

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings    ----------------------------               16

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      16

Item 3. Defaults Upon Senior Securities ----------------------------    16

Item 4. Submission of Matters to a Vote of Security Holder -------- 16

Item 5. Other Information  ----------------------------                 16

Item 6. Exhibits         ----------------------------                   16

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sino-American Investment Holdings Inc, Balance Sheet

As of June 30, 2011 and December 31, 2010

	6/30/2011	12/31/2010
	(Unaudited)	(audited)
Cash and cash equivalent	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -	$ -
Intangible Assets	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Shareholders' equity
Current Liabilities:
Total Liabilities	$ -	$ -

Commitments And Contingence
Shareholders' Equity
Common shares 31,340,000 outstanding
with par value $0.0001	$ 3,134	$ 3,134

Profits (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

Sino-American Investment Holdings Inc

Statements of Operation Income (Loss) For

Three and Six Months Ended June 30, 2011 and 2010 Periods

	Three Months	Three Months	Six Months	Six Months	From Inception
	ended on	ended on	ended on	ended on	(2/9/2009) to
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ -	$ -	$ 3,134
Total Operating Expenses	$ -	$ -	$ -	$ -	$ (3,134)

Income (loss) from Operation	$ -	$ -	$ -	$ -	$ -

Other income (expenses)	$ -				$ -
Interests income (expenses)	$ -	$ -	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000	31,340,000	31,340,000

Sino-American Investment Holdings Inc

Statements of Cash Flows For

Six Months Ended June 30, 2011 and 2010 Periods

	From	From	From Inception
	1/1/2011	1/1/2010	2/9/2010 to
	6/30/2011	6/30/2010	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (3,134)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (3,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 3,134
Net Cash Provided By Financial Activities	$ -	$ -	$ 3,134

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -


                         SINO-AMERICAN INVESTMENT HOLDINGS INC

                                 NOTES TO FINANCIAL STATEMENTS

                                       June 30, 2011

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through June 30, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2009 (date of inception) to June 30, 2011, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of June 30, 2011

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

7. NET OPERATING LOSSES

As of June 30, 2011, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                      Sino-American Investment Holdings Inc

 Dated: August 31, 2011          By: /s/ Zhong Fang

                           ------------------------

                           Zhong Fang, CEO, CFO

                           (principal executive officer)