Form 10-K
period 2011-12-31
Sino-American Investment Holdings Inc.
filed 2012-03-29
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Ac of 1934

For the transition period from to

Commission File Number: 000-53682

SINO-AMERICAN NET MEDIA CORP.

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

Issuer's telephone number, including area code: 626-807-2198; Fax: 626-279-1271

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of March 27, 2012.

Documents Incorporated By Reference: See Part IV Item 15.

               TABLE OF CONTENTS

         TO ANNUAL REPORT ON FORM 10-K

        FOR YEAR ENDED DECEMBER 31, 2011

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

Item 6. Selected Financial Data --------------------------------- 6

Item 7. Management’s Discussion and Analysis or Plan

of Operation ---------------------------------------------- 6

Item 7A. Quantitative and Qualitative Disclosures About

Market Risk ----------------------------------------------- 9

Item 8. Financial Statements ------------------------------------ 9

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosures --------------------- 18

Item 9A. Controls and Procedures ------------------------------- 18

PART III

Item 10. Directors, Executive Officers of the Registrant --------18

Item 11. Executive Compensation -------------------------------- 19

Item 12. Security Ownership of Certain Beneficial

Ownership Management ------------------------------------- 19

Item 13. Certain Relationships and Related Transactions -------- 19

Item 14. Principal Accountant Fees and Services -----------------19

Part IV

Item 15. Exhibits ---------------------------------------------- 20

Signatures ----------------------------------------------------- 20

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

PART I

Item 1: Description of Business:

Sino-American Net Media Corp (the "Company", “Sino-American”) was incorporated under the laws of the State of Delaware on February 9, 2010 under the name of "Empire Asia Resources Corp.", and was changed into the Sino-American INVESTMENT HOLDINGS INC on August 13, 2010, and changed into the current name on May 19, 2011. The Company has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Fang supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2011, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

None.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended December 31,            2011      2010

Revenue                              0         0

Income (Loss) from Operation         0         0

Net Income (Loss)                    0         0

Cash & Cash Equivalents              0         0

Liabilities                          0         0

Shareholder Equities                 0         0

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

Sino-American was organized on February 9, 2010, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2011, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang, President of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is President of the Company when the obligation is incurred. All advances are interest-free.

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

_______________________________________________________________________________________________

Financial Statements

( this space intended left as blank)

Sino-American Net Media Corp

Balance Sheet

As of December 31, 2011 and December 31, 2010

	12/31/2011	012/31/2010

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Sino-American Net Media Corp Statements of Income (Loss) For Years Ended December 31, 2011 and 2010

	Year	Year	From Inception
	ended on	ended on	(2/9/2009) to
	12/31/2011	12/31/2010	12/31/2011
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 3,134
Total Operating Expenses	$ -	$ -	$ (3,134)

Income (loss) from Operation	$ -	$ -	$ -

Other income (expenses)			$ -
Interests income (expenses)	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
31,340,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000

Sino-American Net Media Corp

Statements of Changes In Stockholders' Equity

Until Year Ended December 31, 2011

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
Issuance of Common Stock, Shares	25,000,000	$ 3,134
Net Profits (Loss)			$ (3,134)
Balance, December 31, 2009	25,000,000	$ 3,134	$ (3,134)	$ -

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2010	25,000,000	$ 3,134	$ (3,134)	$ -

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2011	25,000,000	$ 3,134	$ (3,134)	$ -

Sino-American Net Media Corp

Statement of Cash Flows

For Years Ended December 31, 2011 and 2010 Periods

	From	From	From Inception
	1/1/2011	1/1/2010	2/09/2009 to
	12/31/2011	12/31/2010	12/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (3,134)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (3,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 3,134
Net Cash Provided By Financial Activities	$ -	$ -	$ 3,134

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -


SINO-AMERICAN NET MEDIA CORP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECTEMBER 31, 2011

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Sino-American Net Media Corp (the "Company") was incorporated under the laws of the State of Delaware on February 9, 2009 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2010 (inception) through December 31, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2010(date of inception) to December 31, 2011 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2011

Deferred tax assets:

     Net operating losses carry forwards           $ 3,134

     Other                                              0

     Valuation allowance                             3,134

     Net deferred tax assets                       $    0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of December 31, 2011, the Company has a net operating loss carryforward of $ 3,134 including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

Upon formation, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On August 13, 2010, Zhong Fang purchased 99 % of the Company's shares of common stock from the founder in a private sale at the price of $59,990.

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

Item 10. Directors, Executive Officers of the Registrant

Our company currently has one officer and Director:

        Name            Age              Term Served as Position with the Director/Officer Company

    Zhong Fang           4 7                August 2010 President, CFO, Director

Zhong Fang, President since August 2010 , and is a self-employed consultant for real estate, immigration and network and media information since 2008. Before 2008 till 1994, he mainly engaged in real estate development and investment, the development of network information.

Item 11. Executive Compensation

      None

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2011:

      Name and Address of           Amount of                    Percentage of

Beneficial Owner             Beneficial Owner               This Class

Sino-American*                31,026,600                99.0%

Total:                        31,026,600                     99.0%

* Sino-American* is a Nevada company and controlled and represented by Zhong Fang.

Item 13. Certain Relationships and Related Transactions.

        None

Item 14. Principal Accountant Fees and Services.

Audit Fees:

None

Audit related fees:

None

Tax Fees:

None

All Other Fees:

None

PART IV

        Exhibit                                                      Filed                 References In

         No                  Description_______________________    herewith_           Form Exhibit Filing Date

         31              Section 302 Certification of CEO & CFO        X

         32              Section 906 Certification of CEO & CFO        X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sino-American Net Media Corp.

Dated: March 27, 2012                       By: /s/ Zhong Fang

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

Name                                                                             Title                                                             Date

/s/_Zhong Fang                                                                    CEO & CFO                                                March 27, 2012

       Zhong Fang