Form 10-Q
period 2012-03-31
Sino-American Net Media Corp
filed 2012-05-08
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2012.

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

Non-accelerated filer [ ] (Do not                                         Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of May 2, 2012.

                         TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 2012

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

             Balance Sheets                                              4

             Statement Of Operations                                     5

             Statement of Cash Flows                                     6

             Condensed Notes to Financial Statement                      7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation                              11

Item 3  Quantitative And Qualitative Disclosure About Market Risk       15

Item 4. Controls and Procedures                                         15

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      15

Item 3. Defaults Upon Senior Securities                                 15

Item 4. Mine Safety Disclosures                                         16

Item 5. Other Information                                               16

Item 6. Exhibits                                                        16

                          Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                           Sino-American Net Media Corp

                            Balance Sheet

                      As of March 31, 2012 and March 31, 2012

	03/31/2012	012/31/2011

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Sino-American Net Media Corp Statements of Income (Loss) For Three Months Ended March 31, 2012 and 2011

	Three Month	Three Month	From Inception
	ended on	ended on	(2/9/2009) to
	03/31/2012	03/31/2011	03/31/2012
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 3,134
Total Operating Expenses	$ -	$ -	$ (3,134)

Income (loss) from Operation	$ -	$ -	$ -

Other income (expenses)			$ -
Interests income (expenses)	-	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -		$ -

Earning per share (EPS)
Basic and diluted net earnings per share
31,340,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000

       Sino-American Net Media Corp

         Statement of Cash Flows

For Three Month Ended March 31, 2012 and 2011 Periods

	Three Month	Three Month	From Inception
	Ended On	Ended on	2/09/2009 to
	03/31/2012	03/31/2011	03/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (3,134)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (3,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 3,134
Net Cash Provided By Financial Activities	$ -	$ -	$ 3,134

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

                                   SINO-AMERICAN NET MEDIA CORP INC

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             MARCH 31, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2010 (inception) through March 31, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2012.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2010(date of inception) to March 31, 2012 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of March 31, 2012

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

7. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforward of $ 3,134 including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

Plan of Operation:

Sino-American Net Media Corp (the "Company") was organized on February 9, 2009, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3. Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

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

Item 4. Mine Safety Disclosures

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

Exhibit                                             Filed                               _References In______

No             Description___________________      herewith_                              Form Exhibit Filing Date

8-K   Current Report (Company Name Change)                                                Filed on 02/08/2012

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

Dated: May 7, 2012                                                            By: /s/ Zhong Fang

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

Name                                  Title                                                     Date

/s/_Zhong Fang                          CEO & CFO                                          May 7, 2012

        Zhong Fang

