Form 10-Q
period 2012-09-30
Sino-American Net Media Corp
filed 2012-11-08
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of November 7, 2012.

                        TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED September 30, 2012

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

                                      Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

       Sino-American Net Media Corp

    Balance Sheet

As of September 30, 2012 and September 30, 2011

	09/30/2012	012/31/2011

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

                                Sino-American Net Media Corp Statements of Income (Loss)

                                                                                                                                              For Three and Nine Months Ended September 30, 2012 and 2011

Three Months	Three Months	Nine Months	Nine Months	From Inception
ended on	ended on	ended on	ended on	(2/9/2009) to
9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012

Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ -	$ -	$ 3,134
Total Operating Expenses	$ -	$ -	$ -	$ -	$ (3,134)

Income (loss) from Operation	$ -	$ -	$ -	$ -	$ -

Other income (expenses)	$ -				$ -
Interests income (expenses)	$ -	$ -	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000	31,340,000	31,340,000

                                               Sino-American Net Media Corp

                                                          Statement of Cash Flows

For Nine Month Ended September 30, 2012 and 2011 Periods

Three Month	Three Month	From Inception
Ended On	Ended on	2/09/2009 to
09/30/2012	09/30/2011	09/30/2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (3,134)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (3,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 3,134
Net Cash Provided By Financial Activities	$ -	$ -	$ 3,134

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

                                SINO-AMERICAN NET MEDIA CORP INC

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         September 30, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2010 (inception) through September 30, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2012.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2010(date of inception) to September 30, 2012 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of September 30, 2012

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

7. NET OPERATING LOSSES

As of September 30, 2012, the Company has a net operating loss carryforward of $ 3,134 including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                                             Sino-American Net Media Corp.

Dated: November 7, 2012                                              By: /s/ Zhong Fang

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

Name                                                                       Title                                     Date

/       s/_Zhong Fang                                                           CEO & CFO                  November 7, 2012