Form 10-K
period 2013-12-31
Sino-American Net Media Corp
filed 2014-02-18
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2013.

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

9911 VALLEY BLVD., El Monte, CA 91731

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of December 31, 2013.

Documents Incorporated By Reference: See Part IV Item 15.

         TABLE OF CONTENTS

  TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2013

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

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2013, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

None.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended December 31,        2013   2012

Revenue                           0      0

Income (Loss) from Operation      0      0

Net Income (Loss)                 0      0

Cash & Cash Equivalents           0      0

Liabilities                       0      0

Shareholder Equities              0      0

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2013, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang, President of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is President of the Company when the obligation is incurred. All advances are interest-free.

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

_______________________________________________________________________________________________

Financial Statements

( this space intended left as blank)

                        Sino-American Net Media Corp

                     Balance Sheet

                As of December 31, 2013 and December 31, 2012

	12/31/2013	012/31/2012

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Sino-American Net Media Corp Statements of Income (Loss) For Years Ended December 31, 2013 and 2012

	Year	Year	From Inception
	ended on	ended on	(2/9/2009) to
	12/31/2013	12/31/2012	12/31/2013
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 3,134
Total Operating Expenses	$ -	$ -	$ (3,134)

Income (loss) from Operation	$ -	$ -	$ -

Other income (expenses)			$ -
Interests income (expenses)	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
31,340,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000

Sino-American Net Media Corp

Statements of Changes In Stockholders' Equity

Until Year Ended December 31, 2013

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
Issuance of Common Stock, Shares	25,000,000	$ 3,134
Net Profits (Loss)			$ (3,134)
Balance, December 31, 2011	25,000,000	$ 3,134	$ (3,134)	$ -

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2012	25,000,000	$ 3,134	$ (3,134)	$ -

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2013	25,000,000	$ 3,134	$ (3,134)	$ -

                     Sino-American Net Media Corp

                      Statement of Cash Flows

For Years Ended December 31, 2013 and 2012 Periods

	From	From	From Inception
	1/1/2011	1/1/2010	2/09/2009 to
	12/31/2013	12/31/2012	12/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (3,134)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (3,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 3,134
Net Cash Provided By Financial Activities	$ -	$ -	$ 3,134

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -


                          SINO-AMERICAN NET MEDIA CORP INC

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2009 (inception) through December 31, 2013.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2013.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2010(date of inception) to December 31, 2013 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2013

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

7. NET OPERATING LOSSES

As of December 31, 2013, the Company has a net operating loss carryforward of $ 3,134 including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

Item 11. Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2013:

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

Name                                                             Title                                                Date

 /s/ Zhong Fang

___________________________                          CEO & CFO                                       February 18, 2014

Zhong Fang

Exhibit 31

CERTIFICATION

I, Zhong Fang certifies that:

1. I have reviewed this annual report on Form 10K for fiscal year 2013 of Sino-American Net Media Corp.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sino-American Net Media Corp (the "Company") on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer & Chief Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Date: February 18, 2014

By: /s/ Zhong Fang

-------------------------------

Zhong Fang, CEO and CFO