Form 10-K
period 2014-12-31
Sino-American Net Media Corp
filed 2016-11-15
CIK 1433564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2014.

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

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference: See Part IV Item 15.

-- 1 -

        TABLE OF CONTENTS

  TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2014

PART I                                                                                                  page

Item 1. Description of Business ---------------------------------------------------------------------------- 4

Item 1A. Risk Factors -------------------------------------------------------------------------------------- 5

Item 1B. Unresolved Staff Comments ------------------------------------------------------------------------- 5

Item 2. Description of Property ---------------------------------------------------------------------------- 5

Item 3. Legal Proceedings ---------------------------------------------------------------------------------- 5

Item 4. Submission of Matters to a Vote of Security Holders ------------------------------------------------ 5

PART II

Item 5. Market for Registrant’s Common Equity and

related Stockholder Matters -------------------------------------------------------------------------- 5

Item 6. Selected Financial Data ---------------------------------------------------------------------------- 6

Item 7. Management’s Discussion and Analysis or Plan

of Operation ----------------------------------------------------------------------------------------- 6

Item 7A. Quantitative and Qualitative Disclosures About

Market Risk ------------------------------------------------------------------------------------------ 9

Item 8. Financial Statements ------------------------------------------------------------------------------- 9

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosures ---------------------------------------------------------------- 18

Item 9A. Controls and Procedures -------------------------------------------------------------------------- 18

PART III

Item 10. Directors, Executive Officers of the Registrant -------------------------------------------------- 18

Item 11. Executive Compensation ----------------------------------------------------------------------------19

Item 12. Security Ownership of Certain Beneficial

Ownership Management -------------------------------------------------------------------------------- 19

Item 13. Certain Relationships and Related Transactions --------------------------------------------------- 19

Item 14. Principal Accountant Fees and Services ----------------------------------------------------------- 19

Part IV

Item 15. Exhibits ----------------------------------------------------------------------------------------- 20

Signatures ------------------------------------------------------------------------------------------------ 20

-- 2 -

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

PART I

Item 1: Description of Business:

Sino-American Net Media Corp (the "Company", “Sino-American”) was incorporated under the laws of the State of Delaware on February 9, 2010 under the name of "Empire Asia Resources Corp.", and was changed into the Sino-American INVESTMENT HOLDINGS INC on August 13, 2010, and changed into the current name on May 19, 2013. The Company has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Fang supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2014, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

None.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended December 31,        2014   2013

Revenue                           0      0

Income (Loss) from Operation      0      0

Net Income (Loss)                 0      0

Cash & Cash Equivalents           0      0

Liabilities                       0      0

Shareholder Equities              0      0

_________________________________________________________________________

-- 3 -

-- 4 -

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2014, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Zhong Fang, President of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is President of the Company when the obligation is incurred. All advances are interest-free.

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

_______________________________________________________________________________________________

Financial Statements

( this space intended left as blank)

Sino-American Net Media Corp

Balance Sheet

       As of December 31, 2014 and December 31, 2013

	12/31/2103	12/31/2014

Cash	$—	$—
Total Current Asset	$—	$—

Investment
Property
Intangible Assets
Total Assets	$—	$—

Liability and Shareholders equity
Current Liability
Accounts payable	$—	$—
Total Liabilities	$—	$—

Shareholders' Equity
Preferred stock ( $.0001 par value
20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$3,134	$3,134
Earning (Deficit) accumulated	$(3,134)	$(3,134)

Total Shareholders' Equity	$—	$—

Total Liabilities and Shareholders' Equity	$—	$—

                   Sino-American Net Media Corp

             Statements of Operation Income for the Year

          Ended on December 31, 2014 and December 31, 2013

	Year	Year	From Inception
	ended on	ended on	(2/9/2009) to
	12/31/2014	12/31/2013	12/31/2014
Revenue			—
Gross Profits

Operating Expenses
Selling expenses			—
General and administrative expenses			$3,134
Total Operating Expenses			$(3,134)

Income (loss) from Operation			—

Other income (expenses)			—
Interests income (expenses)
Provision for income tax
Net income (loss)

Earning per share (EPS)
Basic and diluted net earnings per share
31,340,000 Shares O/S respectively	$—	$—	$—

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	31,340,000	31,340,000	31,340,000

                      Sino-American Net Media Corp

           Statements of Changes In Stockholders' Equity

                  Until Year Ended December 31, 2014

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
Issuance of Common Stock, Shares	31,340,000	$3,134
Net Profits (Loss)			$(3,134)
Balance, December 31, 2010	31,340,000	$3,134	$(3,134)	$—

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2011	31,340,000	$3,134	$(3,134)	$—

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2012	31,340,000	$3,134	$(3,134)	$—

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2013	31,340,000	$3,134	$(3,134)	$—

Issuance of Common Stock, Shares
Net Profits (Loss)
Balance, December 31, 2014	31,340,000	$3,134	$(3,134)	$—

 Sino-American Net Media Corp

 Statement of Cash Flows

For Years Ended December 31, 2014 and 2013

	12 Month	12 Month	From Inception
	Ended On	Ended on	2/09/2009 to
	12/31/2014	12/31/2013	12/31/2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	0	0	-3134

Net cash provided by operating activities	0	0	-3134

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	0	0	3134
Net Cash Provided By Financial Activities	0	0	3134

Increase (decrease) in cash
Cash, beginning at the period	0	0	3134
Cash, end at the period	0	0	0

Supplemental Cash Flow Information:
Interests paid:	0	0	0


                          SINO-AMERICAN NET MEDIA CORP INC

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2014

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from February 9, 2009 (inception) through December 31, 2014.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2014.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from February 9, 2010(date of inception) to December 31, 2014 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer no cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2014

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

7. NET OPERATING LOSSES

As of December 31, 2014, the Company has a net operating loss carryforward of $ 3,134 including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

Item 10. Directors, Executive Officers of the Registrant

Our company currently has one officer and Director:

Name                Age                 Term          Served as Position with the

                                                 Director/Officer Company

Zhong Fang          50                August 2010         President, CFO

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

Item 11. Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2014:

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

                                                                      Sino-American Net Media Corp.

Dated: November 10, 2016                                                        By: /s/ Zhong Fang

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

Name                                                             Title                                                Date

/s/_Zhong Fang                                                 CEO & CFO                                      November  10, 2016

     Zhong Fang